Form 10-K
period 2025-12-31
BBCMS Mortgage Trust 2024-5C31
filed 2026-03-17
CIK 2044180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Not applicable.

EXPLANATORY NOTES

The Queens Center Mortgage Loan and the Tops & Kroger Mortgage Loan, which constituted approximately 9.7% and 7.4%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Queens Center Mortgage Loan, twenty-seven other pari passu loans, which are not assets of the issuing entity and (b) with respect to the Tops & Kroger Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity. These loan combinations, including the Queens Center Mortgage Loan and the Tops & Kroger Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Riverwalk West Mortgage Loan, which constituted approximately 2.3% of the asset pool of the issuing entity as of its cut-off date.  The Riverwalk West Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Riverwalk West Mortgage Loan and eight other pari passu loans, which are not assets of the issuing entity. This loan combination, including the Riverwalk West Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the Riverwalk West loan combination in the BMO 2025-5C11 Mortgage Trust transaction, Commission File Number 333-280224-08 (the “BMO 2025-5C11 Transaction”).  After the closing of the BMO 2025-5C11 Transaction on June 30, 2025, this loan combination, including the Riverwalk West Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the BMO 2025-5C11 Transaction, which is incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K.

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

Midland Loan Services, a Division of PNC Bank, National Association is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the Hamburg Pavilion Mortgage Loan, the Verde Apartments Mortgage Loan, the 125 Summer Mortgage Loan, the Linx Mortgage Loan and the Riverwalk West Mortgage Loan. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

LNR Partners, LLC is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the Linx Mortgage Loan and the Riverwalk West Mortgage Loan. As a result, LNR Partners, LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by LNR Partners, LLC in the capacities described above are listed in the Exhibit Index.

Computershare Trust Company, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Hamburg Pavilion Mortgage Loan, the Colony Square Mortgage Loan, the Verde Apartments Mortgage Loan, the 125 Summer Mortgage Loan, the Linx Mortgage Loan and the Riverwalk West Mortgage Loan.  As a result, Computershare Trust Company, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Computershare Trust Company, National Association in the capacities described above are listed in the Exhibit Index.

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

BellOak, LLC is the operating advisor of the 125 Summer Mortgage Loan and the Riverwalk West Mortgage Loan.  As a result, BellOak, LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by BellOak, LLC in the capacities described above are listed in the Exhibit Index.

Trimont LLC is the primary servicer of the Hamburg Pavilion Mortgage Loan, the Verde Apartments Mortgage Loan, the Colony Square Mortgage Loan and the ICONIQ Multifamily Portfolio Mortgage Loan on and after March 1, 2025. As a result, Trimont LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Trimont LLC in the capacities described above are listed in the Exhibit Index.

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

Computershare Trust Company, National Association acts as trustee of the Queens Center Mortgage Loan, the Tops & Kroger Mortgage Loan, the Linx Mortgage Loan, the 125 Summer Mortgage Loan, the ICONIQ Multifamily Portfolio Mortgage Loan, the Colony Square Mortgage Loan, the Hamburg Pavilion Mortgage Loan, the Verde Apartments Mortgage Loan and the Riverwalk West Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the pooling and servicing agreement for the BMO 2024-5C6 Transaction, the pooling and servicing agreement for the BMO 2024-5C7 Transaction, the trust and servicing agreement for the ICNQ 2024-MF Transaction, the pooling and servicing agreement for the BMO 2024-5C8 Transaction, the pooling and servicing agreement for the Benchmark 2024-V12 Transaction and the pooling and servicing agreement for the BMO 2025-5C11 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Queens Center Mortgage Loan, the Tops & Kroger Mortgage Loan, the Linx Mortgage Loan, the 125 Summer Mortgage Loan, the ICONIQ Multifamily Portfolio Mortgage Loan, the Colony Square Mortgage Loan, the Hamburg Pavilion Mortgage Loan, the Verde Apartments Mortgage Loan and the Riverwalk West Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged Trimont LLC as the primary servicer of the ICONIQ Multifamily Portfolio Mortgage Loan, the Colony Square Mortgage Loan, the Hamburg Pavilion Mortgage Loan and the Verde Apartments Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Item 1122(d)(4)(xi) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the Linx Mortgage Loan, the 125 Summer Mortgage Loan, the Colony Square Mortgage Loan, the Hamburg Pavilion Mortgage Loan, the Verde Apartments Mortgage Loan, the ICONIQ Multifamily Portfolio Mortgage Loan and the Riverwalk West Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the Hamburg Pavilion Mortgage Loan, the Verde Apartments Mortgage Loan, the Colony Square Mortgage Loan and the ICONIQ Multifamily Portfolio Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Wells Fargo Bank, National Association as primary servicer of the Hamburg Pavilion Mortgage Loan, the Verde Apartments Mortgage Loan, the Colony Square Mortgage Loan and the ICONIQ Multifamily Portfolio Mortgage Loan prior to March 1, 2025 and Deutsche Bank National Trust Company as custodian of the ICONIQ Multifamily Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Wells Fargo Bank, National Association as primary servicer of the Hamburg Pavilion Mortgage Loan, the Verde Apartments Mortgage Loan, the Colony Square Mortgage Loan and the ICONIQ Multifamily Portfolio Mortgage Loan prior to March 1, 2025 and K-Star Asset Management LLC as special servicer of the Hamburg Pavilion Mortgage Loan and the Verde Apartments Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

On November 7, 2014, the National Credit Union Administration Board (“NCUA”), as an investor in 121 RMBS trusts, filed a complaint in the U.S. District Court for the Southern District of New York against DBNTC as trustee of those trusts, alleging violations of the U.S. Trust Indenture Act of 1939 (“TIA”) and the New York Streit Act (“Streit Act”) for DBNTC’s alleged failure to perform certain purported statutory and contractual duties. On March 5, 2015, NCUA amended its complaint to assert claims as an investor in 97 of the 121 RMBS trusts that were the subject of its first complaint. The amended complaint alleged violations of the TIA and Streit Act, as well as breach of contract, breach of fiduciary duty, breach of the covenant of good faith, negligence, gross negligence and negligent misrepresentation. NCUA’s complaint alleged that the trusts at issue suffered total realized collateral losses of U.S. $17.2 billion, but the complaint did not include a demand for money damages in a sum certain. On May 1, 2015, DBNTC filed a motion to dismiss the amended complaint.  On July 31, 2018, the court issued an order that, among other things, denied DBNTC’s motion to dismiss without prejudice to its renewal.  On August 31, 2018, NCUA filed a letter informing the court that it intended to:  (i) drop all of its claims as to 60 of the 97 trusts at issue; (ii) drop its claims as to certain, but not all, certificates for 3 additional trusts; and (iii) move for leave to file an amended complaint bringing claims as to the remaining 37 trusts at issue.  On October 5, 2018, NCUA filed a motion for leave to file a second amended complaint that asserted claims as to only 37 of the 97 trusts that were originally at issue, and added new claims for a declaratory judgment and breach of contract arising out of the payment from trust funds of DBNTC’s legal fees and expenses in NCUA’s action and in other actions brought by investors against DBNTC for alleged breaches of its duties as an RMBS trustee.  On November 5, 2018, DBNTC filed a motion to stay NCUA’s new claims relating to payment from trust funds of DBNTC’s legal fees and expenses and all related discovery.  On October 15, 2019, the court:  (i) granted in part NCUA’s motion for leave to file a second amended complaint; and (ii) granted DBNTC’s motion to stay NCUA’s new claims relating to payment from trust funds of DBNTC’s legal fees and expenses and all related discovery.  The court permitted NCUA to file a second amended complaint asserting claims for:  (i) breach of contract arising out of DBNTC’s alleged failure to perform certain purported statutory and contractual duties; and (ii) declaratory judgment and breach of contract arising out of the payment from trust funds of DBNTC’s legal fees and expenses.  The court denied NCUA’s request to assert additional claims for:  (i) negligence and gross negligence; and (ii) breach of fiduciary duty.  On October 21, 2019, NCUA filed a second amended complaint.  On November 15, 2019, DBNTC filed an answer to the second amended complaint.  On June 11, 2021, NCUA filed a third amended complaint, the substance of which was unchanged from the second amended complaint.  On July 1, 2021, DBNTC filed an answer to the third amended complaint.  On October 5, 2021, NCUA filed a fourth amended complaint, the substance of which was unchanged from the third amended complaint.  On October 25, 2021, DBNTC filed an answer to the fourth amended complaint.  On February 4, 2022, the parties filed a stipulation in which NCUA agreed to voluntarily dismiss with prejudice all claims as to 19 trusts.  On February 28, 2022, both parties filed motions for partial summary judgment.  On August 15, 2025, the court granted in part and denied in part both motions, and on October 9, 2025, the court entered the parties’ stipulation dismissing certain additional claims based on the summary judgment decision.  Discovery is ongoing.

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

On December 30, 2015, IKB International, S.A. in Liquidation and IKB Deutsche Industriebank A.G. (collectively, “IKB”), as an investor in 37 RMBS trusts, filed a summons with notice in the Supreme Court of the State of New York, New York County, against DBNTC and DBTCA as trustees of the trusts.  On May 27, 2016, IKB served its complaint asserting claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, violation of the Streit Act, violation of the TIA, violation of Regulation AB, and violation of Section 9 of the Uniform Commercial Code.  IKB alleges that DBNTC and DBTCA are liable for over U.S. $268 million in damages.  On October 5, 2016, DBNTC and DBTCA, together with several other trustees defending lawsuits by IKB, filed a joint motion to dismiss.  On January 6, 2017, IKB filed a notice of discontinuance, voluntarily dismissing with prejudice all claims as to three trusts.  On June 20, 2017, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to four additional trusts.  On January 27, 2021, the court granted in part and denied in part DBNTC and DBTCA’s motion to dismiss.  The court granted the motion to dismiss with respect to IKB’s claims for violations of the Streit Act, Regulation AB, and Section 9 of the Uniform Commercial Code, as well as certain aspects of IKB’s claims for breach of contract, breach of fiduciary duty, and violation of the TIA.  The court denied the remainder of the motion to dismiss.  IKB’s remaining claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, and violation of the TIA will proceed.  On May 10, 2021, DBNTC and DBTCA filed a notice of appeal with the New York Supreme Court Appellate Division, First Department, regarding certain aspects of the court’s order on the motion to dismiss.  On May 20, 2021, IKB filed a notice of cross appeal with respect to other aspects of that order.  On August 30, 2022, the New York Supreme Court, Appellate Division, First Department affirmed in part and reversed in part the court’s order on the motion to dismiss.  After DBNTC and DBTCA appealed the First Department’s decision, on June 15, 2023, the New York Court of Appeals reversed the First Department’s decision in part, dismissing certain additional contract claims, as well as IKB’s claims for breach of fiduciary duty and breach of duty to avoid conflicts of interest.  On June 2, 2021, IKB filed a motion for re-argument regarding certain aspects of the court’s order on the motion to dismiss, which the court denied on August 3, 2021.  On May 13, 2021, DBNTC and DBTCA filed an answer to the complaint.  On October 28, 2021, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to seven additional trusts.  On December 29, 2021, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to one additional trust.  On April 22, 2022, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to 17 certificates at issue, including all claims as to 5 trusts.  On February 28, 2023, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to two trusts, leaving 15 trusts at issue.  On November 21, 2023, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to three trusts, leaving 12 trusts at issue.  On November 14, 2024, DBNTC and DBTCA filed a motion for summary judgment.  Also on November 14, 2024, IKB filed a motion for partial summary judgment.  On August 11, 2025, the court granted in part and denied in part certain aspects of both motions.  On October 20, 2025, the court resolved the remainder of both motions and dismissed certain additional claims. All parties have filed notices of appeal with respect to certain aspects of the court’s summary judgment orders.

It is DBNTC’s belief that it has no pending legal proceedings (including, based on DBNTC’s current evaluation, the litigation disclosed in the foregoing paragraphs) that would materially affect its ability to perform its duties under the applicable servicing agreement.

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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Riverwalk West Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the BMO 2025-5C11 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit O to the pooling and servicing agreement for the BMO 2025-5C11 Transaction incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the BMO 2025-5C11 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

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

4.7           Pooling and Servicing Agreement, dated as of June 1, 2025, among BMO Commercial Mortgage Securities LLC, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, BellOak, LLC, as Operating Advisor and as Asset Representations Reviewer, Computershare Trust Company, National Association, as Certificate Administrator, and Computershare Trust Company, National Association, as Trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on July 1, 2025 under Commission File No. 333-276033-06 and incorporated by reference herein).

4.8           Primary Servicing Agreement, dated as of December 1, 2024, by and between Midland Loan Services, a Division of PNC Bank, National Association and Wells Fargo Bank, National Association (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on January 2, 2025 under Commission File No. 333-276033-06 and incorporated by reference herein).

4.9           Co-Lender Agreement, dated as of October 28, 2024, between German American Capital Corporation, as Note A-1-1 Holder, Note A-1-2 Holder, Note A-1-3 Holder, Note A-1-4 Holder, Note A-1-5 Holder and Note A-1-6 Holder, Goldman Sachs Bank USA, as Note A-2-1 Holder, Note A-2-2 Holder, Note A-2-3 Holder, Note A-2-4 Holder, Note A-2-5 Holder and Note A-2-6 Holder, JPMorgan Chase Bank, National Association, as Note A-3-1 Holder, Note A-3-2 Holder, Note A-3-3 Holder, Note A-3-4 Holder and Note A-3-5 Holder, Bank of Montreal, as Note A-4-1 Holder, Note A-4-2 Holder, Note A-4-3 Holder, Note A-4-4 Holder, Note A-4-5 Holder and Note A-4-6 Holder, and Morgan Stanley Bank, N.A., Note A-5-1 Holder, Note A-5-2 Holder, Note A-5-3 Holder and Note A-5-4 Holder (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on December 6, 2024 under Commission File No. 333-276033-06 and incorporated by reference herein).

4.10           Agreement Between Note Holders, dated as of November 20, 2024, by and between Barclays Capital Real Estate Inc., as Initial Note A-1 Holder, Initial Note A-2 Holder and Initial Note A-4 Holder, and Bank of America, N.A., as Initial Note A-3 Holder (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on December 6, 2024 under Commission File No. 333-276033-06 and incorporated by reference herein).

4.11         Co-Lender Agreement, dated as of November 27, 2024, by and between Citi Real Estate Funding Inc., as Initial Note A-1 Holder, and Citi Real Estate Funding Inc., as Initial Note A-2 Holder (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K filed on December 6, 2024 under Commission File No. 333-276033-06 and incorporated by reference herein).

4.12         Co-Lender Agreement, dated as of October 2, 2024, by and among Bank Of Montreal, as Initial BMO Note Holder, Goldman Sachs Bank USA, as Initial GS Note Holder, and German American Capital Corporation, as Initial GACC Note Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on December 6, 2024 under Commission File No. 333-276033-06 and incorporated by reference herein).

4.13         Co-Lender Agreement, dated as of October 18, 2024, between German American Capital Corporation, as Note A-1 Holder, Note A-2 Holder and Note A-3 Holder, and Bank of Montreal, as Note A-4 Holder, Note A-5 Holder and Note A-6 Holder (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on December 6, 2024 under Commission File No. 333-276033-06 and incorporated by reference herein).

4.14         Co-Lender Agreement, dated as of November 20, 2024, by and between Citi Real Estate Funding Inc., as Initial Note A-1 Holder, and Citi Real Estate Funding Inc., as Initial Note A-2 Holder (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on December 6, 2024 under Commission File No. 333-276033-06 and incorporated by reference herein).

4.15         Agreement Between Note Holders, dated as of August 29, 2024 by and among Societe Generale Financial Corporation, as Initial Note A-1 Holder”, Societe Generale Financial Corporation, as Initial Note A-2 Holder, Societe Generale Financial Corporation, as Initial Note A-3 Holder, and Societe Generale Financial Corporation, as Initial Note A-4 Holder (filed as Exhibit 4.12 to the registrant’s Current Report on Form 8-K filed on December 6, 2024 under Commission File No. 333-276033-06 and incorporated by reference herein).

4.16         Co-Lender Agreement, dated as of November 5, 2024, between German American Capital Corporation, as an Initial Note A Holder, Goldman Sachs Bank USA, as an Initial Note A Holder, German American Capital Corporation, as Initial Note B-1 Holder, and Goldman Sachs Bank USA, as Initial Note B-2 Holder (filed as Exhibit 4.13 to the registrant’s Current Report on Form 8-K filed on December 6, 2024 under Commission File No. 333-276033-06 and incorporated by reference herein).

4.17         Co-Lender Agreement (this “Agreement”), dated as of November 20, 2024, by and among Starwood Mortgage Capital LLC, as Initial Note A-1 Holder, Starwood Mortgage Capital LLC, as Initial Note A-2 Holder, Starwood Mortgage Capital LLC, as Initial Note A-3 Holder, Starwood Mortgage Capital LLC, as Initial Note A-4 Holder, Starwood Mortgage Capital LLC, as Initial Note A-5 Holder, Starwood Mortgage Capital LLC, as Initial Note A-6 Holder, Starwood Mortgage Capital LLC, as Initial Note A-7 Holder, Starwood Mortgage Capital LLC, as Initial Note A-8 Holder, Starwood Mortgage Capital LLC, as Initial Note A-9 Holder, and Starwood Mortgage Capital LLC, as Initial Note A-10 Holder (filed as Exhibit 4.14 to the registrant’s Current Report on Form 8-K filed on December 6, 2024 under Commission File No. 333-276033-06 and incorporated by reference herein).

4.18         Agreement Between Noteholders, dated as of November 8, 2024, by and between Starwood Mortgage Capital LLC, as Initial SMC Note A Holder, and Greystone Select Company II LLC, as Initial Greystone Note A Holder (filed as Exhibit 4.15 to the registrant’s Current Report on Form 8-K filed on December 6, 2024 under Commission File No. 333-276033-06 and incorporated by reference herein).

4.19         Primary Servicing Agreement, dated as of December 1, 2024, between Midland Loan Services, a Division of PNC Bank, National Association and KeyBank National Association (filed as Exhibit 4.16 to the registrant’s Current Report on Form 8-K filed on December 6, 2024 under Commission File No. 333-276033-06 and incorporated by reference herein).

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

33.14       Computershare Trust Company, National Association, as Trustee of the Tops & Kroger Mortgage Loan (Omitted. See Explanatory Notes.)

33.15       Computershare Trust Company, National Association, as Custodian of the Tops & Kroger Mortgage Loan (see Exhibit 33.4)

33.16       Pentalpha Surveillance LLC, as Operating Advisor of the Tops & Kroger Mortgage Loan (see Exhibit 33.5)

33.17       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Linx Mortgage Loan (see Exhibit 33.1)

33.18       LNR Partners, LLC, as Special Servicer of the Linx Mortgage Loan (see Exhibit 33.2)

33.19       Computershare Trust Company, National Association, as Trustee of the Linx Mortgage Loan (Omitted. See Explanatory Notes.)

33.20       Computershare Trust Company, National Association, as Custodian of the Linx Mortgage Loan (see Exhibit 33.4)

33.21       Pentalpha Surveillance LLC, as Operating Advisor of the Linx Mortgage Loan (see Exhibit 33.5)

33.22       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 125 Summer Mortgage Loan (see Exhibit 33.1)

33.23       Greystone Servicing Company LLC, as Special Servicer of the 125 Summer Mortgage Loan

33.24       Computershare Trust Company, National Association, as Trustee of the 125 Summer Mortgage Loan (Omitted. See Explanatory Notes.)

33.25       Computershare Trust Company, National Association, as Custodian of the 125 Summer Mortgage Loan (see Exhibit 33.4)

33.26       BellOak, LLC, as Operating Advisor of the 125 Summer Mortgage Loan

33.27       Wells Fargo Bank, National Association, as Primary Servicer of the ICONIQ Multifamily Portfolio Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

33.28       Trimont LLC, as Primary Servicer of the ICONIQ Multifamily Portfolio Mortgage Loan on and after March 1, 2025

33.29       KeyBank National Association, as Special Servicer of the ICONIQ Multifamily Portfolio Mortgage Loan (see Exhibit 33.6)

33.30       Computershare Trust Company, National Association, as Trustee of the ICONIQ Multifamily Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.31       Deutsche Bank National Trust Company, as Custodian of the ICONIQ Multifamily Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.32       Park Bridge Lender Services LLC, as Operating Advisor of the ICONIQ Multifamily Portfolio Mortgage Loan

33.33       CoreLogic Solutions, LLC, as Servicing Function Participant of the ICONIQ Multifamily Portfolio Mortgage Loan

33.34       Wells Fargo Bank, National Association, as Primary Servicer of the Colony Square Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

33.35       Trimont LLC, as Primary Servicer of the Colony Square Mortgage Loan on and after March 1, 2025 (see Exhibit 33.28)

33.36       Greystone Servicing Company LLC, as Special Servicer of the Colony Square Mortgage Loan (see Exhibit 33.23)

33.37       Computershare Trust Company, National Association, as Trustee of the Colony Square Mortgage Loan (Omitted. See Explanatory Notes.)

33.38       Computershare Trust Company, National Association, as Custodian of the Colony Square Mortgage Loan (see Exhibit 33.4)

33.39       Pentalpha Surveillance LLC, as Operating Advisor of the Colony Square Mortgage Loan (see Exhibit 33.5)

33.40       CoreLogic Solutions, LLC, as Servicing Function Participant of the Colony Square Mortgage Loan (see Exhibit 33.33)

33.41       Wells Fargo Bank, National Association, as Primary Servicer of the Hamburg Pavilion Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

33.42       Trimont LLC, as Primary Servicer of the Hamburg Pavilion Mortgage Loan on and after March 1, 2025 (see Exhibit 33.28)

33.43       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Hamburg Pavilion Mortgage Loan (see Exhibit 33.1)

33.44       K-Star Asset Management LLC, as Special Servicer of the Hamburg Pavilion Mortgage Loan

33.45       Computershare Trust Company, National Association, as Trustee of the Hamburg Pavilion Mortgage Loan (Omitted. See Explanatory Notes.)

33.46       Computershare Trust Company, National Association, as Custodian of the Hamburg Pavilion Mortgage Loan (see Exhibit 33.4)

33.47       Park Bridge Lender Services LLC, as Operating Advisor of the Hamburg Pavilion Mortgage Loan (see Exhibit 33.32)

33.48       CoreLogic Solutions, LLC, as Servicing Function Participant of the Hamburg Pavilion Mortgage Loan (see Exhibit 33.33)

33.49       Wells Fargo Bank, National Association, as Primary Servicer of the Verde Apartments Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

33.50       Trimont LLC, as Primary Servicer of the Verde Apartments Mortgage Loan on and after March 1, 2025 (see Exhibit 33.28)

33.51       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Verde Apartments Mortgage Loan (see Exhibit 33.1)

33.52       K-Star Asset Management LLC, as Special Servicer of the Verde Apartments Mortgage Loan (see Exhibit 33.44)

33.53       Computershare Trust Company, National Association, as Trustee of the Verde Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

33.54       Computershare Trust Company, National Association, as Custodian of the Verde Apartments Mortgage Loan (see Exhibit 33.4)

33.55       Park Bridge Lender Services LLC, as Operating Advisor of the Verde Apartments Mortgage Loan (see Exhibit 33.32)

33.56       CoreLogic Solutions, LLC, as Servicing Function Participant of the Verde Apartments Mortgage Loan (see Exhibit 33.33)

33.57       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Riverwalk West Mortgage Loan (see Exhibit 33.1)

33.58       LNR Partners, LLC, as Special Servicer of the Riverwalk West Mortgage Loan (see Exhibit 33.2)

33.59       Computershare Trust Company, National Association, as Trustee of the Riverwalk West Mortgage Loan (Omitted. See Explanatory Notes.)

33.60       Computershare Trust Company, National Association, as Custodian of the Riverwalk West Mortgage Loan (see Exhibit 33.4)

33.61       BellOak, LLC, as Operating Advisor of the Riverwalk West Mortgage Loan (see Exhibit 33.26)

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

34.14       Computershare Trust Company, National Association, as Trustee of the Tops & Kroger Mortgage Loan (Omitted. See Explanatory Notes.)

34.15       Computershare Trust Company, National Association, as Custodian of the Tops & Kroger Mortgage Loan (see Exhibit 34.4)

34.16       Pentalpha Surveillance LLC, as Operating Advisor of the Tops & Kroger Mortgage Loan (see Exhibit 34.5)

34.17       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Linx Mortgage Loan (see Exhibit 34.1)

34.18       LNR Partners, LLC, as Special Servicer of the Linx Mortgage Loan (see Exhibit 34.2)

34.19       Computershare Trust Company, National Association, as Trustee of the Linx Mortgage Loan (Omitted. See Explanatory Notes.)

34.20       Computershare Trust Company, National Association, as Custodian of the Linx Mortgage Loan (see Exhibit 34.4)

34.21       Pentalpha Surveillance LLC, as Operating Advisor of the Linx Mortgage Loan (see Exhibit 34.5)

34.22       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 125 Summer Mortgage Loan (see Exhibit 34.1)

34.23       Greystone Servicing Company LLC, as Special Servicer of the 125 Summer Mortgage Loan

34.24       Computershare Trust Company, National Association, as Trustee of the 125 Summer Mortgage Loan (Omitted. See Explanatory Notes.)

34.25       Computershare Trust Company, National Association, as Custodian of the 125 Summer Mortgage Loan (see Exhibit 34.4)

34.26       BellOak, LLC, as Operating Advisor of the 125 Summer Mortgage Loan

34.27       Wells Fargo Bank, National Association, as Primary Servicer of the ICONIQ Multifamily Portfolio Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

34.28       Trimont LLC, as Primary Servicer of the ICONIQ Multifamily Portfolio Mortgage Loan on and after March 1, 2025

34.29       KeyBank National Association, as Special Servicer of the ICONIQ Multifamily Portfolio Mortgage Loan (see Exhibit 34.6)

34.30       Computershare Trust Company, National Association, as Trustee of the ICONIQ Multifamily Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.31       Deutsche Bank National Trust Company, as Custodian of the ICONIQ Multifamily Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.32       Park Bridge Lender Services LLC, as Operating Advisor of the ICONIQ Multifamily Portfolio Mortgage Loan

34.33       CoreLogic Solutions, LLC, as Servicing Function Participant of the ICONIQ Multifamily Portfolio Mortgage Loan

34.34       Wells Fargo Bank, National Association, as Primary Servicer of the Colony Square Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

34.35       Trimont LLC, as Primary Servicer of the Colony Square Mortgage Loan on and after March 1, 2025 (see Exhibit 34.28)

34.36       Greystone Servicing Company LLC, as Special Servicer of the Colony Square Mortgage Loan (see Exhibit 34.23)

34.37       Computershare Trust Company, National Association, as Trustee of the Colony Square Mortgage Loan (Omitted. See Explanatory Notes.)

34.38       Computershare Trust Company, National Association, as Custodian of the Colony Square Mortgage Loan (see Exhibit 34.4)

34.39       Pentalpha Surveillance LLC, as Operating Advisor of the Colony Square Mortgage Loan (see Exhibit 34.5)

34.40       CoreLogic Solutions, LLC, as Servicing Function Participant of the Colony Square Mortgage Loan (see Exhibit 34.33)

34.41       Wells Fargo Bank, National Association, as Primary Servicer of the Hamburg Pavilion Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

34.42       Trimont LLC, as Primary Servicer of the Hamburg Pavilion Mortgage Loan on and after March 1, 2025 (see Exhibit 34.28)

34.43       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Hamburg Pavilion Mortgage Loan (see Exhibit 34.1)

34.44       K-Star Asset Management LLC, as Special Servicer of the Hamburg Pavilion Mortgage Loan

34.45       Computershare Trust Company, National Association, as Trustee of the Hamburg Pavilion Mortgage Loan (Omitted. See Explanatory Notes.)

34.46       Computershare Trust Company, National Association, as Custodian of the Hamburg Pavilion Mortgage Loan (see Exhibit 34.4)

34.47       Park Bridge Lender Services LLC, as Operating Advisor of the Hamburg Pavilion Mortgage Loan (see Exhibit 34.32)

34.48       CoreLogic Solutions, LLC, as Servicing Function Participant of the Hamburg Pavilion Mortgage Loan (see Exhibit 34.33)

34.49       Wells Fargo Bank, National Association, as Primary Servicer of the Verde Apartments Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

34.50       Trimont LLC, as Primary Servicer of the Verde Apartments Mortgage Loan on and after March 1, 2025 (see Exhibit 34.28)

34.51       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Verde Apartments Mortgage Loan (see Exhibit 34.1)

34.52       K-Star Asset Management LLC, as Special Servicer of the Verde Apartments Mortgage Loan (see Exhibit 34.44)

34.53       Computershare Trust Company, National Association, as Trustee of the Verde Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

34.54       Computershare Trust Company, National Association, as Custodian of the Verde Apartments Mortgage Loan (see Exhibit 34.4)

34.55       Park Bridge Lender Services LLC, as Operating Advisor of the Verde Apartments Mortgage Loan (see Exhibit 34.32)

34.56       CoreLogic Solutions, LLC, as Servicing Function Participant of the Verde Apartments Mortgage Loan (see Exhibit 34.33)

34.57       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Riverwalk West Mortgage Loan (see Exhibit 34.1)

34.58       LNR Partners, LLC, as Special Servicer of the Riverwalk West Mortgage Loan (see Exhibit 34.2)

34.59       Computershare Trust Company, National Association, as Trustee of the Riverwalk West Mortgage Loan (Omitted. See Explanatory Notes.)

34.60       Computershare Trust Company, National Association, as Custodian of the Riverwalk West Mortgage Loan (see Exhibit 34.4)

34.61       BellOak, LLC, as Operating Advisor of the Riverwalk West Mortgage Loan (see Exhibit 34.26)

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

35.10       LNR Partners, LLC, as Special Servicer of the Linx Mortgage Loan (see Exhibit 35.2)

35.11       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 125 Summer Mortgage Loan (see Exhibit 35.1)

35.12       Greystone Servicing Company LLC, as Special Servicer of the 125 Summer Mortgage Loan

35.13       Wells Fargo Bank, National Association, as Primary Servicer of the ICONIQ Multifamily Portfolio Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

35.14       Trimont LLC, as Primary Servicer of the ICONIQ Multifamily Portfolio Mortgage Loan on and after March 1, 2025

35.15       KeyBank National Association, as Special Servicer of the ICONIQ Multifamily Portfolio Mortgage Loan (see Exhibit 35.4)

35.16       Wells Fargo Bank, National Association, as Primary Servicer of the Colony Square Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

35.17       Trimont LLC, as Primary Servicer of the Colony Square Mortgage Loan on and after March 1, 2025 (see Exhibit 35.14)

35.18       Greystone Servicing Company LLC, as Special Servicer of the Colony Square Mortgage Loan (see Exhibit 35.12)

35.19       Wells Fargo Bank, National Association, as Primary Servicer of the Hamburg Pavilion Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

35.20       Trimont LLC, as Primary Servicer of the Hamburg Pavilion Mortgage Loan on and after March 1, 2025 (see Exhibit 35.14)

35.21       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Hamburg Pavilion Mortgage Loan (see Exhibit 35.1)

35.22       K-Star Asset Management LLC, as Special Servicer of the Hamburg Pavilion Mortgage Loan (Omitted. See Explanatory Notes.)

35.23       Wells Fargo Bank, National Association, as Primary Servicer of the Verde Apartments Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

35.24       Trimont LLC, as Primary Servicer of the Verde Apartments Mortgage Loan on and after March 1, 2025 (see Exhibit 35.14)

35.25       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Verde Apartments Mortgage Loan (see Exhibit 35.1)

35.26       K-Star Asset Management LLC, as Special Servicer of the Verde Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

35.27       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Riverwalk West Mortgage Loan (see Exhibit 35.1)

35.28       LNR Partners, LLC, as Special Servicer of the Riverwalk West Mortgage Loan (see Exhibit 35.2)

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

Date: March 17, 2026